Form 10QSB
period 2000-11-30
LIEGE HOLDINGS INC
filed 2001-01-12
CIK 1105657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended November 30,2000

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

                            [x] Yes          [ ] No

As of December 31, 2000 the issuer had 1,000,000 shares of $.001 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         November 30, 2000

         Condensed Statement of Operations
         Three months ended November 30, 2000

         Condensed Statement of Cash Flows
         Three months ended November 30, 2000

         Notes to Financial Statements

Item 2.  Plan of Operation

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Default Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                               LIEGE HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                NOVEMBER 30, 2000
                                   (UNAUDITED)



                        ASSETS

CURRENT ASSETS
 Cash                                        $   172
                                             =======


    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                            $ 1,058
 Due to affiliate                              3,000
                                             -------
       Total Current Liabilities               4,058
                                             -------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 1,000,000 shares
  issued and outstanding                       1,000
 Deficit accumulated during the development
  stage                                       (4,886)
                                             -------
       Total Stockholders' Equity (Deficit)   (3,886)
                                             -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                   $   172
                                             =======








                Read accompanying Notes to Financial Statements.

                               LIEGE HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Period From
                                                                March 22, 1999
                                Three Months     Nine Months      (Inception)
                                   Ended           Ended           Through
                                November 30,     November 30,     November 30,
                                    2000            2000             2000
                                -----------      -----------      -----------
REVENUES                        $        --      $        --      $        --

EXPENSES
 General and administrative             590            4,886            4,886
                                -----------      -----------      -----------
NET (LOSS)                      $      (590)     $    (4,886)     $    (4,886)
                                ===========      ===========      ===========
(LOSS) PER SHARE                $        --      $        --      $        --
                                ===========      ===========      ===========


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               1,000,000        1,000,000        1,000,000
                                ===========      ===========      ===========





                Read accompanying Notes to Financial Statements.

                               LIEGE HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOW
                       NINE MONTHS ENDED NOVEMBER 30, 2000
                                       AND
        PERIOD FROM MARCH 22, 1999 (INCEPTION) THROUGH NOVEMBER 30, 2000
                                   (UNAUDITED)

                                                        Period From
                                                       March 22,1999
                                       Nine Months      (Inception)
                                          Ended           Through
                                       November 30,     November 30,
                                           2000             2000
                                         -------          -------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                             $(4,886)         $(4,886)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Increase in accounts payable           1,058            1,058
                                         -------          -------
NET CASH USED IN OPERATING
 ACTIVITIES                               (3,828)          (3,828)
                                         -------          -------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in amount due to
  affiliate                                3,000            3,000
 Proceeds from issuance of
  common stock                                --            1,000
                                         -------          -------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                3,000            4,000
                                         -------          -------
NET INCREASE (DECREASE) IN
 CASH                                       (828)             172

CASH - BEGINNING                           1,000               --
                                         -------          -------
CASH - ENDING                            $   172          $   172
                                         =======          =======




                Read accompanying Notes to Financial Statements.

                               LIEGE HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

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

          USE OF ESTIMATES

          Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and

                               LIEGE HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          USE OF ESTIMATES (CONTINUED)

          liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.   RELATED PARTY TRANSACTIONS

          DUE TO AFFILIATE

          Due to affiliate represents non-interest bearing advances from a company owned by the majority stockholder for operating expenses.

NOTE 4.   CAPITAL STOCK

          The Company had originally authorized 1,000,000 common shares with a par value of $.01 per share. On July 12, 1999, the Articles of Incorporation were amended to authorize 5,000,000 preferred shares and to increase the number of authorized common shares to 25,000,000, each with a par value of $.01 per share. On December 1, 1999, the Articles of Incorporation were amended again to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $.001 per share. As of November 30, 2000, 1,000,000 common shares were issued and outstanding, of which 450,000 and 550,000 common shares were issued to an officer and a promoter of the Company, respectively.

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

         N/A

ITEM 2.  CHANGES IN SECURITIES

         N/A

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


                                    LIEGE HOLDING, INC.
                                       (Registrant)



Date: January 12, 2001              By: /s/ Vicki J. Lavache
                                        -------------------------------------
                                        Vicki J. Lavache
                                        President and Chief
                                        Executive Officer