Form 10QSB
period 2001-05-31
LIEGE HOLDINGS INC
filed 2001-07-12
CIK 1105657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2001

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

                    Issuer's telephone number: (561) 747-0244
                                               --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [X] Yes          [ ] No

         As of April 30, 2001 the issuer had 3,000,000 shares of $.001 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         May 31, 2001                                                        2

         Condensed Statement of Operations
         Three months ended May 31, 2001                                     3

         Condensed Statement of Cash Flows
         Three months ended May 31, 2001                                     4

         Notes to Financial Statements                                       5

Item 2.  Plan of Operation                                                   7

                               LIEGE HOLDING, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                  MAY 31, 2001
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
 Cash                                                            $    4
                                                                 ======




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
 Accounts payable                                               $ 3,007
 Due to affiliate                                                 2,100
                                                                -------

         Total Current Liabilities                                5,107
                                                                -------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding                                          3,000
 Deficit accumulated during the development
  stage                                                          (8,103)
                                                                -------

         Total Stockholders' Equity (Deficit)                    (5,103)
                                                                -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                                      $     4
                                                                =======


                Read accompanying Notes to Financial Statements.

                               LIEGE HOLDING, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Period From
                                                                           March 22, 1999
                                   Three Months         Three Months         (Inception)
                                   Ended May 31,        Ended May 31,      Through May 31,
                                      2001                 2000                 2001
                                   -------------        -------------      ---------------

REVENUES                              $    --             $    --              $    --

EXPENSES
 General and administrative             2,171               2,329                8,103
                                      -------             -------              -------

NET (LOSS)                            $(2,171)            $(2,329)             $(8,103)
                                      =======             =======              =======

(LOSS) PER SHARE                      $    --             $    --              $    --
                                      =======             =======              =======


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                 3,000,000           1,000,000            1,595,186
                                    =========           =========            =========



                Read accompanying Notes to Financial Statements.

                               LIEGE HOLDING, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                 Period From
                                                                                March 22, 1999
                                          Three Months       Three Months        (Inception)
                                          Ended May 31,      Ended May 31,      Through May 31,
                                              2001               2000              2001
                                          -------------      -------------      ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                                $(2,171)           $(2,329)           $(8,103)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Increase in accounts payable              2,021              1,479              3,007
                                            -------            -------            -------

NET CASH USED IN OPERATING
 ACTIVITIES                                    (150)              (850)            (5,096)
                                            -------            -------            -------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in amount due to
  affiliate                                     150                 --              2,100
 Proceeds from issuance of
  common stock                                   --                 --              3,000
                                            -------            -------            -------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                     150                 --              5,100
                                            -------            -------            -------

NET INCREASE (DECREASE) IN CASH                  --               (850)                 4

CASH - BEGINNING                                  4              1,000                 --
                                            -------            -------            -------

CASH - ENDING                               $     4            $   150            $     4
                                            =======            =======            =======


                Read accompanying Notes to Financial Statements.

                               LIEGE HOLDING, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  MAY 31, 2001

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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  BASIS OF PRESENTATION

                  The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the period ended February 28, 2001, included in the Company's Form 10K-SB as filed with the SEC.

                  LOSS PER SHARE

                  Loss per share is computed by dividing net loss for the year by the weighted average number of shares outstanding.

                  USE OF ESTIMATES

                  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions

                               LIEGE HOLDING, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  USE OF ESTIMATES (CONTINUED)

                  affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.           CAPITAL STOCK

                  The Company had originally authorized 1,000,000 common shares with a par value of $.01 per share. On July 12, 1999, the Articles of Incorporation were amended to authorize 5,000,000 preferred shares and to increase the number of authorized common shares to 25,000,000, each with a par value of $.01 per share. On December 1, 1999, the Articles of Incorporation were amended again to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $.001 per share. As of May 31, 2001, 3,000,000 common shares were issued and outstanding.

ITEM 2. PLAN OF OPERATION

Liege Holding, Inc., ("Company"), became a registered public company on May 16, 2000. Since that time, the Company has been seeking to acquire an interest in a business desiring to take advantage of the perceived benefit inherent to an Exchange Act registered corporation. The Company's search is ongoing and is not restricted to any specific business, industry, or geographic location. The Company may participate in a business venture of virtually any kind. This plan of operation is purposely general in describing the Company's virtually unlimited discretion in selecting and structuring potential business acquisitions.

The Company has no full time employees. Its officers and directors allocate a portion of their time to the activities of the Company without compensation. The Company has minimal capital, operating costs limited to legal, accounting, and reporting-related fees, and does not expect to make any acquisitions of property.

IDENTIFYING TARGET COMPANIES. The Company's officers and directors, shareholders, its legal counsel or other professional associates may introduce prospective business opportunities. Entities to be considered may include old or new companies that wish to use the public marketplace to raise capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. Management will analyze feasibility of opportunities giving due consideration to its predetermined criteria as outlined in detail in previous reports.

Officers and directors of the Company will meet with management and key personnel of the target entity and will utilize written reports as well as personal investigation to evaluate each on an individual basis. The Company will not acquire or merge with any entity for which audited financial statements cannot be obtained within a reasonable period of time.

BUSINESS COMBINATION. As stated above and in previous reports, the Company may participate in a business combination of virtually any kind, structured in accordance with advice of counsel.

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

WRITTEN AGREEMENT. The written agreements executed in consummation of an acquisition or merger will be prepared by legal counsel and are subject to predetermined pre- and post-closing conditions.

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

                                            LIEGE HOLDING, INC.
                                                (Registrant)


Date: July 13, 2001                         By: /s/ Vicki J. Lavache
                                                --------------------------------
                                                Vicki J. Lavache
                                                  President and Chief
                                                  Executive Officer