Form 10QSB
period 2001-08-31
LIEGE HOLDINGS INC
filed 2002-02-15
CIK 1105657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended August 31, 2001

                             Commission File Number
                                   000-29979
                              LIEGE HOLDING, INC.
                 (Name of Small Business Issuer in its charter)

                                    FLORIDA
                            (State of incorporation)

                                   65-0910698
                      (I.R.S. Employer Identification No.)

                            120 N. U.S. Highway One
                                   Suite 100
                                  Tequesta, FL
                    (Address of principal executive offices)

                                     33469
                                   (Zip Code)

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

           As of September 30, 2001 the issuer had 3,000,000 shares of $.001 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         August 31, 2001 ...................................................   2

         Condensed Statement of Operations
         Three months ended August 31, 2001 ................................   3

         Condensed Statement of Cash Flows
         Three months ended August 31, 2001 ................................   4

         Notes to Financial Statements .....................................   5

Item 2.  Plan of Operation .................................................   7

                               LIEGE HOLDING, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                 AUGUST 31, 2001
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS
 Cash ..............................................................    $     4
                                                                        =======




                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable ..................................................    $ 2,705
 Due to affiliate ..................................................      2,936
                                                                        -------

         Total Current Liabilities .................................      5,641
                                                                        -------

STOCKHOLDER'S EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 shares
                                                                        -------
  issued and outstanding ...........................................      3,000
 Deficit accumulated during the development
  stage ............................................................     (8,637)
                                                                        -------

         Total Stockholder's Equity (Deficit) ......................     (5,637)
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY
 (DEFICIT) .........................................................    $     4
                                                                        =======











                Read accompanying Notes to Financial Statements.

                               LIEGE HOLDING, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                         Period  From
                                                                                         March 22, 1999
                                        Three Months                 Six Months           (Inception)
                                      Ended August 31,           Ended August 31,      Through August 31,
                                    2000          2001           2001         2000            2001
                                    ----          ----           ----         ----            ----



REVENUES ..................   $      --      $      --      $      --      $      --      $      --

EXPENSES
 General and administrative           534          1,967          2,705          4,296          8,637
                              -----------    -----------    -----------    -----------    -----------

NET (LOSS) ................   $      (534)   $    (1,967)   $    (2,705)   $    (4,296)   $    (8,637)
                              ===========    ===========    ===========    ===========    ===========

(LOSS) PER SHARE ..........   $      --      $      --      $      --      $      --      $      --
                              ===========    ===========    ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING .......     3,000,000      1,000,000      3,000,000      1,000,000
                                =========      =========      =========      =========









                Read accompanying Notes to Financial Statements.


                               LIEGE HOLDING, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)






                                                               Period  From
                                                             March  22,  1999
                            Six Months       Six Months        (Inception)
                        Ended August 31,   Ended August 31,  Through August 31,
                                   2001         2000               2001
                                   ----         ----               ----



CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss) ...................   $(2,705)       $(4,296)         $(8,637)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Increase in accounts payable     1,719          1,967            2,705
                                   -------        -------          -------

NET CASH USED IN OPERATING
 ACTIVITIES ....................      (986)        (2,329)          (5,932)
                                   -------        -------          -------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in amount due to
  affiliate ....................       986          1,450            2,936
 Proceeds from issuance of
  common stock .................      --              --             3,000
                                   -------        -------          -------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES ....................       986          1,450            5,936
                                   -------        -------          -------

NET INCREASE (DECREASE) IN CASH       --            (879)                4

CASH - BEGINNING ...............         4          1,000               --
                                   -------        -------           -------

CASH - ENDING ..................   $     4        $   121           $     4
                                   =======        =======           =======


                Read accompanying Notes to Financial Statements.

                               LIEGE HOLDING, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001



NOTE 1.  ORGANIZATION

                  Liege Holding, Inc. was incorporated on March 22, 1999 under the laws of the State of Florida and has a fiscal year ending February 28. The company is a shell company, the purpose of which is to seek and consummate a merger or acquisition. The company's headquarters is in Tequesta, Florida. Since inception, the Company has been dependent upon capital investment or other financing to fund its activities.

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

                  Use of Estimates

                  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions

                               LIEGE HOLDING, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Use of Estimates (Continued)

                  affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.  CAPITAL STOCK

                  The Company had originally authorized 1,000,000 common shares with a par value of $.01 per share. On July 12, 1999, the Articles of Incorporation were amended to authorize 5,000,000 preferred shares and to increase the number of authorized common shares to 25,000,000, each with a par value of $.01 per share. On December 1, 1999, the Articles of Incorporation were amended again to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $.001 per share. As of August 31, 2001, 3,000,000 common shares were issued and outstanding.

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


                                               LIEGE HOLDING, INC.
                                               (Registrant)


Date: February 13, 2002                        By: /s/ Vicki J. Lavache
                                               Vicki J. Lavache
                                               President and Chief
                                               Executive Officer