Form 10QSB
period 2001-11-30
LIEGE HOLDINGS INC
filed 2002-02-25
CIK 1105657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended November 30, 2001

                             Commission File Number
                                    000-29979
                               LIEGE HOLDING, INC.
                 (Name of Small Business Issuer in its charter)

                                     FLORIDA
                         (State or other jurisdiction of
                         incorporation or organization)

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

        As of December 31, 2001 the issuer had 3,000,000 shares of $.001 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         November 30, 2001 .................................................   2

         Condensed Statement of Operations
         Three months ended November 30, 2001 ..............................   3

         Condensed Statement of Cash Flows
         Three months ended November 30,2001 ...............................   4

         Notes to Financial Statements .....................................   5

Item 2.  Plan of Operation .................................................   7

                               LIEGE HOLDING, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                NOVEMBER 30, 2001
                                   (Unaudited)



                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash ..............................................................    $     4
                                                                        =======




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
 Accounts payable ..................................................    $ 1,930
 Due to affiliate ..................................................      4,386
                                                                        -------

         Total Current Liabilities .................................      6,316
                                                                        -------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding ...........................................      3,000
 Deficit accumulated during the development
  stage ............................................................     (9,312)
                                                                        -------

         Total Stockholders' Equity (Deficit) ......................     (6,312)
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT) .........................................................    $     4
                                                                        =======












                Read accompanying Notes to Financial Statements.

                               LIEGE HOLDING, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

       -




                                                                                          Period From
                                                                                        October 28,1999
                                             Three Months            Nine Months          (Inception)
                                          Ended November 30,     Ended November 30,    Through November 30,
                                          2001        2000        2001        2000             2001
                                          ----        ----        ----        ----             ----
REVENUES                              $  -        $  -         $  -         $  -             $  -

EXPENSES
 General and administrative              675         590          3,380       4,886            9,312
                                         ---         ---          -----       -----            -----

NET (LOSS)                            $ (675)    $  (590)       $(3,380)    $(4,886)         $(9,312)
                                       ======     =======        =======     =======          =======

(LOSS) PER SHARE                      $  -       $  -           $  -        $  -             $  -
                                       ======     =======        =======     =======           ====


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  3,000,000     1,000,000    3,000,000   1,000,000
                                     =========     =========    =========   =========








                Read accompanying Notes to Financial Statements.

                               LIEGE HOLDING, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)



                                                                                                       Period From
                                                                                                      October 28,1999
                                                            Nine Months         Nine Months             (Inception)
                                                         Ended November 30,   Ended November 30,     Through November 30,
                                                               2001                 2000                    2001
                                                               ----                 ----                    ----

    CASH FLOWS FROM OPERATING
     ACTIVITIES:
      Net (loss)                                            $(3,380)             $(4,886)                $(9,312)
      Adjustments to reconcile net
       loss to net cash used in
       operating activities:
        Increase in accounts payable                            944                1,058                   1,930
                                                            -------                -----                   -----

    NET CASH USED IN OPERATING
     ACTIVITIES                                              (2,436)              (3,828)                 (7,382)
                                                             ------                ------                  ------

    CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Increase in amount due to
      affiliate                                               2,436                3,000                   4,386
     Proceeds from issuance of
      common stock                                              -                    -                     3,000
                                                             -----                ------                   -----

    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                              2,436                 3,000                   7,386
                                                             -----                 -----                   -----

    NET INCREASE (DECREASE) IN CASH                            -                   (828)                       4

    CASH - BEGINNING                                             4                 1,000                      -
                                                            ------                 -----                   -----

    CASH - ENDING                                          $     4               $   172                 $     4
                                                           =======               =======                 =======

                Read accompanying Notes to Financial Statements.

                               LIEGE HOLDING, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001



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

                  Use of Estimates

                  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions

                               LIEGE HOLDING, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Use of Estimates (Continued)

                  affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.  CAPITAL STOCK

                  The Company had originally authorized 1,000,000 common shares with a par value of $.01 per share. On July 12, 1999, the Articles of Incorporation were amended to authorize 5,000,000 preferred shares and to increase the number of authorized common shares to 25,000,000, each with a par value of $.01 per share. On December 1, 1999, the Articles of Incorporation were amended again to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $.001 per share. As of November 30, 2001, 3,000,000 common shares were issued and outstanding.

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


                                               LIEGE HOLDING, INC.
                                                  (Registrant)


Date: February 21, 2002                        By: /s/ Vicki J. Lavache
                                               Vicki J. Lavache
                                               President and Chief
                                               Executive Officer