Form 10KSB
period 2002-02-28
LIEGE HOLDINGS INC
filed 2002-12-12
CIK 1105657

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2002

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-29979

                               LIEGE HOLDING, INC.
                 (Name of small business issuer in its charter)

                     Florida                           65-0910698
(State or jurisdiction of incorporation or (I.R.S. Employer Identification No.)
                            organization,)


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

         Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports)
, and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [x] No [ ].

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

 As of April 30, 2002, there were 3,000,000 shares of common stock outstanding. There were no sales of equity stock to non-affiliates.



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

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and officers of the Company are as follows:

Name                   Age           Position

Vicki J. Lavache       55        President, Secretary, Treasurer and Director

John M. O'Keefe, Jr.   35        Director


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

Resumes
Ms. Lavache serves as secretary of Merit First, Inc., an investment banking firm in Tequesta, Florida which was formed in June 1996, that specializes in advising development stage enterprises concerning finance. Prior to that, she served as secretary of Eutro Group Holding, Inc.(1995), a publicly-traded company located in Jupiter, Florida in the medical diagnostic business. From 1986 through 1999 she owned Executive Line Business Services, Inc. in Jupiter, Florida, a private company which provides secretarial, bookkeeping and other business services to select clientele.

Mr. O'Keefe, Jr. serves as Vice President of Merit First, Inc. Previously he was the owner/operator of a courier service in Palm Beach County, Florida (1995-1998). Prior to that he managed retail stores for Disney and The Gap.

Other "Blind Pool" Experience.

Ms. Vicki Lavache, President, Secretary/Treasurer and a director of the Company, is secretary/treasurer and a director of Banner Holding Corp., a "blank check" company ("Banner"), which filed a registration statement in September 1998 with the Securities and Exchange Commission ("SEC"), pursuant to the Securities Act of 1933, as amended (the "Offering"). Ms. Lavache and John O'Keefe, Jr.also serve as directors of reporting companies Zenith Holding Corp. and Haven Holding, Inc.

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

(a)      Financial Statements - February 28, 2002
                  Pages 6 - 12 of this report



(b)      Reports on Form 8-K

         None


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            LIEGE HOLDING, INC.

                                                      By:  /s/ Vicki J. Lavache
                                                           Vicki J. Lavache
                                                           President


December 3, 2002

                                TABLE OF CONTENTS




Accountant's Report                                     Page F-2


FINANCIAL STATEMENTS

Balance Sheet - Assets                                  Page F-3

Balance Sheet - Liabilities and Stockholders' Equity    Page F-3

Statement of Income                                     Page F-4

Statement of Cash Flows                                 Page F-5

Statement of Changes in Shareholders` Equity            Page F-6

Notes to Financial Statements                           Page F-7



F.X. DUFFY & CO.
CERTIFIED PUBLIC ACCOUNTANT
4265 KELLY DRIVE
PHILADELPHIA, PA  19129-1722
215-438-8400  -   Fax 215-438-9630



INDEPENDENT AUDITOR'S REPORT

Board of Directors
Liege Holding, Inc.
38 Hartman Hills Road
Huntingdon, NY 11743

We have audited the accompanying balance sheet of Liege Holding, Inc. as of February 28, 2002, and the accompanying statements of income and cash flows for the twelve months then ended at our offices in Philadelphia, Pennsylvania. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liege Holding, Inc. as of February 28, 2002, and the results of its operations and its cash flows and its (analysis of net worth/changes in stockholders' equity) for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                           /s/F. X. DUFFY & CO.
                                                              F. X. Duffy & Co.
November 12, 2002

                               LIEGE HOLDING, INC.

                                  BALANCE SHEET
                             AS OF FEBRUARY 28, 2002


                                     ASSETS
                                     ------


CURRENT ASSETS:

Cash on Hand                                                         $  4

TOTAL CURRENT ASSETS                                                    4

TOTAL ASSETS                                                         $  4
                                                                      ===

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                       ----------------------------------


LIABILITIES:

Accounts Payable               986
Due to Affiliate             1,950
                             -----
TOTAL LIABILITIES                                           $  2,936


STOCKHOLDERS' EQUITY:

Common Stock
(Par Value .001(cent))       3,000
Retained Earnings         (  5,932)
                            ------

TOTAL STOCKHOLDERS' EQUITY                                   (2,932)
                                                              -----

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $      4
                                                             =======






    The accompanying notes are an integral part of the financial statements.

                               LIEGE HOLDING, INC.

                               STATEMENT OF INCOME
                  FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2002





SALES                                                                  $   0


TOTAL COST OF GOODS SOLD                                                   0


OPERATING EXPENSES:

Legal and Accounting            0
Franchise Fee                   0
                              ---

TOTAL OPERATING EXPENSES                                                   0
                                                                          ---


NET LOSS                                                                $  0
                                                                         ===
















    The accompanying notes are an integral part of the financial statements.


                               LIEGE HOLDING, INC.

                             STATEMENT OF CASH FLOWS
                  FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2002


CASH FLOWS FROM OPERATING ACTIVITIES:

         NET CASH USED BY OPERATING ACTIVITIES                         $   0
                                                                        ----

CASH FLOWS FROM INVESTING ACTIVITIES:

         NET CASH PROVIDED BY INVESTING ACTIVITIES                         0
                                                                        ----
CASH FLOWS FROM FINANCING ACTIVITIES:

         NET CASH USED BY FINANCING                                        0
                                                                        ----

NET DECREASE IN CASH                                                       0

CASH AT THE BEGINNING OF PERIOD                                            4
                                                                         ----

         CASH AT END OF PERIOD                                         $   4
                                                                         ====













    The accompanying notes are an integral part of the financial statements.


                               LIEGE HOLDING, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS-EQUITY
               FOR THE PERIOD MARCH 1, 2001 THRU FEBRUARY 28, 2002


                                   Common Stock               Deficit
                           # Of Shares   Par Value           Accumulated              Total
                          -------------  --------            ---------                -----

Common Shares as of
March 1, 2001:            3,000,000     $  3,000               $    0               $ 3,000

Deficit Accumulated
Retained Earnings
As of March 31, 2001:                                          (5,932)               (5,932)
                                                                -----                 -----

Balance as of
March 31, 2001:          3,000,000     $  3,000                $    0                $(2,932)

Net income (loss)
during year:                                                        0                      0
                        ---------      -------                    -----               ------

Balance as of
February 28, 2002:      3,000,000    $  3,000                 $(5,932)               $(2,932)
                        =========     =======                  ======                  ======




    The accompanying notes are an integral part of the financial statements.



                               LIEGE HOLDING, INC.

                          NOTES TO FINANCIAL STATEMENT

                  FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2002


1. ORGANIZATION AND NATURE OF BUSINESS

Liege Holding, Inc. was incorporated on March 22, 1999, under the laws of the State of Florida. The `Company' is a shell company, the purpose of which is to seek and consummate a merger or acquisition. The Company's headquarters is in Tequesta, Florida. Since its inception, the Company has been dependant upon capital investment or other financing to fund its activities.

On January 15, 2001, the affiliated company referred to in Note 2 acquired all of the outstanding common stock of the Company. As a result, the Company became a wholly owned subsidiary of the affiliated company.

2. RELATED PARTY TRANSACTIONS

Office Facilities

The Company shares office space with the affiliated company referred to previously. No rent is being charged to the Company.

Due to Affiliate

Due to affiliate represents non-interest bearing advances from the stockholder for operating expenses.

3. CAPITAL STOCK

The Company had originally authorized 1,000,000 common shares with a par value of $ .01 per share. On July 12, 1999, the Articles of Incorporation were amended to authorize 5,000,000 preferred shares and to increase the number of authorized common shares to 25,000,000, each with a par value of $ .01 per share. On December 1, 1999, the Articles of Incorporation were amended again to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $ .001 per share. 3,000,000 common shares were issued and outstanding as of February 28, 2002.