Form 10QSB
period 2002-05-31
LIEGE HOLDINGS INC
filed 2002-12-12
CIK 1105657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the quarterly period ended May 31, 2002

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

                              38 Hartman Hills Road
                                 Huntington, NY
                    (Address of principal executive offices)

                                      11743
                                   (Zip Code)

                    Issuer's telephone number: (631) 367-7450
                        --------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            [x] Yes          [ ] No

          As of June 30, 2002 the issuer had 3,000,000 shares of $.001 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet
         May 31, 2002                                                  3

         Statement of Income
         Three months ended May 31, 2002                               4

         Statement of Cash Flows
         Three months ended May 31, 2002                               5

         Notes to Financial Statements                                 6

Item 2.  Plan of Operation                                             7

F.X. DUFFY & CO.
CERTIFIED PUBLIC ACOUNTANT
4265 KELLY DRIVE
PHILADELPHIA, PA  19129-1722
215-438-8400 - Fax 215-438-9630




                               ACCOUNTANT'S REPORT


Board of Directors
Liege Holding, Inc.
38 Hartman Hills Road
Huntingdon, NY 11743

We have compiled the accompanying balance sheets of Liege Holding, Inc. (a corporation) as of May 31, 2002, and the related statements of income, and retained earnings for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly do not express an opinion or any other assurance on them.

Management has elected to omit substantially all of the disclosures and the statement of cash flows required by generally accepted accounting principles. If the omitted disclosures and the statement of cash flows were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations and cash flows. Accordingly, these financial statements are not designed for those not informed about such matters.

                                                           /s/F. X. Duffy & Co.
                                                           --------------------
                                                          F.X. Duffy & Co.
November 12, 2002

                               LIEGE HOLDING, INC.

                                  BALANCE SHEET
                               AS OF MAY 31, 2002


                                     ASSETS
                                      -----

      CURRENT ASSETS:
      --------------

      Cash on Hand                                    $   0

      TOTAL CURRENT ASSETS                                0


      TOTAL ASSETS                                    $   0
                                                       ===

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                        ---------------------------------

      LIABILITIES:
      ----------

      TOTAL LIABILITIES                                $  0

      STOCKHOLDERS' EQUITY:

      Common Stock (Par Value .001(cent))      3,000
      Additional Paid in Capital               2,932
      Retained Earnings                       (5,932)
                                               ------

      TOTAL STOCKHOLDERS' EQUITY                          0
                                                        ---

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  0
                                                       ===




                 The accompanying notes are an integral part of
                           the financial statements.

                               LIEGE HOLDING, INC.

                               STATEMENT OF INCOME
                     FOR THE THREE MONTHS ENDED MAY 31, 2002





       SALES                                       $  0

       TOTAL COST OF GOODS SOLD                       0

       OPERATING EXPENSES:
       ------------------

       TOTAL OPERATING EXPENSES                       0
                                                    ---

       NET LOSS                                    $  0
                                                    ===
















                 The accompanying notes are an integral part of
                           the financial statements.

                               LIEGE HOLDING, INC.

                             STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MAY 31, 2002


CASH FLOWS FROM OPERATING ACTIVITIES:
         Payment of Accounts Payable                              $ (  986)
         Payments on Amounts Due to Affiliate                       (1,950)

         NET CASH USED BY OPERATING ACTIVITIES                   $  (2,936)
                                                                    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Additional Paid in Capital                                  2,932

         NET CASH PROVIDED BY INVESTING ACTIVITIES                   2,932
                                                                    ------

CASH FLOWS FROM FINANCING ACTIVITIES:

         NET CASH USED BY FINANCING                                      0
                                                                     -----

NET DECREASE IN CASH                                                    (4)

CASH AT BEGINNING OF PERIOD                                              4
                                                                     -----

         CASH AT THE END OF PERIOD                                 $     0
                                                                     -----






                 The accompanying notes are an integral part of
                           the financial statements.

                               LIEGE HOLDING, INC.

                          NOTES TO FINANCIAL STATEMENT
                     FOR THE THREE MONTHS ENDED MAY 31, 2002


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

         On April 1, 2002, Richard Melius acquired all of the outstanding common stock of the Company and is the sole shareholder.

     2.  RELATED PARTY TRANSACTIONS

         Due to Affiliate

         Due to affiliate represents non-interest bearing advances from the stockholder for operating expenses.

     3.  CAPITAL STOCK

         The Company had originally authorized 1,000,000 common shares with a par value of $ .01 per share. On July 12, 1999, the Articles of Incorporation were amended to authorize 5,000,000 preferred shares and to increase the number of authorized common shares to 25,000,000, each with a par value of $ .01 per share. On December 1, 1999, the Articles of Incorporation were amended again to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $ .001 per share. A total of 3,000,000 common shares were issued and outstanding as of May 31, 2002.

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


                                                        LIEGE HOLDING, INC.
                                                          (Registrant)


Date: December 5, 2002                               By: /s/ Richard Melius
                                                         Richard Melius
                                                         President and Chief
                                                         Executive Officer