Form 10QSB
period 2002-08-31
LIEGE HOLDINGS INC
filed 2002-12-12
CIK 1105657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended August 31, 2002

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

        As of September 30, 2002 the issuer had 3,000,000 shares of $.001 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet
         August 31, 2002                                               3

         Statement of Income
         Three months ended August 31, 2002                            4

         Statement of Cash Flows
         Three months ended August 31, 2002                            5

         Notes to Financial Statements                                 6

Item 2.  Plan of Operation                                             7


F.X. DUFFY & CO.
CERTIFIED PUBLIC ACOUNTANT
4265 KELLY DRIVE
PHILADELPHIA, PA  19129-1722
215-438-8400 - Fax 215-438-9630




                               ACCOUNTANT'S REPORT


Board of Directors
Liege Holding, Inc.
38 Hartman Hills Road
Huntingdon, NY 11743

We have compiled the accompanying balance sheets of Liege Holding, Inc.
(a corporation) as of August 31, 2002, and the related statements of income , and retained earnings for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

                                                           /s/F. X. Duffy & Co.
                                                          F.X. Duffy & Co.
November 12, 2002


                               LEIGE HOLDING, INC.

                                  BALANCE SHEET
                              AS OF AUGUST 31, 2002


                                     ASSETS
                                      -----

      CURRENT ASSETS:
      --------------

      Cash on Hand                                    $   0

      TOTAL CURRENT ASSETS                                0


      TOTAL ASSETS                                    $   0
                                                       ====

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        ---------------------------------

      LIABILITIES:
      ----------

      TOTAL LIABILITIES                                $  0

      STOCKHOLDERS' EQUITY:

      Common Stock (Par Value .001(cent))   3,000
      Additional Paid in Capital            2,932
      Retained Earnings                  (  5,932)
                                           ------

      TOTAL STOCKHOLDERS' EQUITY                          0
                                                        ---

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  0
                                                        ===




    The accompanying notes are an integral part of the financial statements.


                               LEIGE HOLDING, INC.

                               STATEMENT OF INCOME
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2002





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


                               LEIGE HOLDING, INC.

                             STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2002


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




                               LEIGE HOLDING, INC.

                          NOTES TO FINANCIAL STATEMENT
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2002


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

Written Agreement.

The written agreements executed in consummation of an acquisition or merger will be prepared by legal counsel and are subject to predetermined pre- and post- closing conditions.

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