Form 10KSB
period 2003-02-28
LIEGE HOLDINGS INC
filed 2003-07-22
CIK 1105657

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2003

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

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ].

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

        As of April 30, 2003, there were 3,000,000 shares of common stock outstanding. There were no sales of equity stock to non-affiliates.

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

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and officers of the Company are as follows:

Name                                    Age           Position

Richard Melius                         65        President, Secretary,
                                                  Treasurer and Director

Mr. Melius may be considered a "promoter" of the Company. John M. O'Keefe, Sr. is an affiliate of the Company and a "promoter" of the Company.

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

Resumes

Richard Melius has served as the Company's President, director and principal shareholder since April 2002. Richard Melius has served as the President, director and principal shareholder of Sentry Builders Corp. since its inception in 1970. From 1980 until the present Richard Melius has served as President and CEO of North American Motor Inns, and 259 Broadway Realty Corp., companies which are involved in the ownership and operation of hotels and restaurants in the tri-state areas of New York, New Jersey and Pennsylvania. From 1959 to 1979 Mr. Melius was engaged in the general construction business.


Other "Blind Pool" Experience.

None.

Item 10.  Executive Compensation

None of the Company's officers and/or directors receives any compensation for respective services rendered unto the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, the Company has no funds available to pay directors. Further, the directors are not accruing any compensation pursuant to any agreement with the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                                               Amount and         Percent
                    Name and Address            Nature of         Of
Title of Class    of Beneficial Owner        Beneficial Owner     Class
                -------------------         ----------------      -----

Common          Richard Melius                 3,000,000           100%
                38 Hartman Hills Road
                Huntington, NY  11743

Common          All Officers & Directors       3,000,000           100%
                  as a Group

The Company has no warrants, options, rights, conversion privileges, or similar obligations in effect.

Item 12.  Certain Relationships and Related Transactions.

In April 2002, Richard Melius acquired all the outstanding shares (3,000,000) of the Company.

Item 13.  Exhibits and Reports on Form 8-K

(a)      Financial Statements - February 28, 2003
                  Pages 6 - 13 of this report


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            LIEGE HOLDING, INC.

                                                         By:  /s/ Richard Melius
                                                              Richard Melius
                                    President



July 18, 2003

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


INDEPENDENT AUDITOR'S REPORT

Board of Directors
Liege Holding, Inc.
38 Hartman Hills Road
Huntingdon, NY 11743

We have audited the accompanying balance sheet of Liege Holding, Inc. as of February 28, 2003, and the accompanying statements of income and cash flows for the twelve months then ended at our offices in Philadelphia, Pennsylvania. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liege Holding, Inc. as of February 28, 2003, and the results of its operations and its cash flows and its (analysis of net worth/changes in stockholders' equity) for the year then ended in conformity with generally accepted accounting principles.

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

                                                          /s/ F. X. Duffy & Co.
                                                         ---------------------
                                                          F. X. Duffy & Co.

June 5, 2003

                               LIEGE HOLDING, INC.

                                  BALANCE SHEET

                             AS OF FEBRUARY 28, 2003


ASSETS



CURRENT ASSETS:

Cash on Hand                                                      $   0

TOTAL CURRENT ASSETS


TOTAL ASSETS                                                     $   0
                                                                 =====

























                               The accompanying notes are an integral part of
the financial statements.

                                    Page F-3
                               LIEGE HOLDING, INC.

                                  BALANCE SHEET

                             AS OF FEBRUARY 28, 2003



LIABILITIES AND STOCKHOLDERS' EQUITY



LIABILITIES:


TOTAL LIABILITIES                             $     0


STOCKHOLDERS' EQUITY:

Common Stock (Par Value .001(cent))                                   3,000
Additional Paid in Capital                                        2,932
Retained Earnings                    (5,932)
                                     -------

TOTAL STOCKHOLDERS' EQUITY                          0
                                                  ---


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    0
                                               ======





                               The accompanying notes are an integral part of
the financial statements.

                                    Page F-4

                               LIEGE HOLDING, INC.

                               STATEMENT OF INCOME

                  FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2003






SALES                                                    $   0


TOTAL COST OF GOODS SOLD                                      0

OPERATING EXPENSES:

Legal and Accounting                       0
Franchise Fee                              0
                                          --

TOTAL OPERATING EXPENSES                                  $   0


NET LOSS                                                  $   0


















                               The accompanying notes are an integral part of
the financial statements.

                                    Page F-5

                               LIEGE HOLDING, INC.

                             STATEMENT OF CASH FLOWS

                  FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2003


CASH FLOWS FROM OPERATING ACTIVITIES:


        NET CASH USED BY OPERATING ACTIVITIES          $  0

CASH FLOWS FROM INVESTING ACTIVITIES:

        NET CASH PROVIDED BY INVESTING ACTIVITIES         0

CASH FLOWS FROM FINANCING ACTIVITIES:

        NET CASH USED BY FINANCING                        0


NET DECREASE IN CASH                                  0


CASH AT THE BEGINNING OF PERIOD                       0


        CASH AT THE END OF PERIOD                     $  0




                               The accompanying notes are an integral part of
the financial statements.

                                    Page F-6

                               LIEGE HOLDING, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS-EQUITY

               FOR THE PERIOD MARCH 1, 2002 THRU FEBRUARY 28, 2003


                                                   Common Stock               Deficit
                                                 # of Shares     Par Value      Accumulated        Total


         Common Shares as of
         March 1, 2002                            3,000,000       $3,000            $ 0           $ 3,000

         Deficit Accumulated Retained Earnings
         As of March 31, 2002:
                                                                                   (5,932)        (5,932)

         Additional Paid-in-Capital:                                                $ 0          $(2,932)

         Net income (loss) during year:
                                                                                            0             0

         Balance as of February 28, 2003:
                                                  3,000,000       $3,000         $ (5,932)          $ 0
                                                  =========       ======         =========          ===






                               The accompanying notes are an integral part of
the financial statements.

                                    Page F-8

                               LIEGE HOLDING, INC.

                          NOTES TO FINANCIAL STATEMENT

                  FOR THE TWELVE MONTHS ENDED FEBRUARY 28, 2003




     1.  ORGANIZATION AND NATURE OF BUSINESS

         Liege Holding, Inc. was incorporated on March 22, 1999, under the laws of the State of Florida. The `Company' is a shell company, the purpose of which is to seek and consummate a merger or acquisition. Since its inception, the Company has been dependant upon capital investment or other financing to fund its activities.



     2.  capital stock


         The Company had originally authorized 1,000,000 common shares with a par value of $ .01 per share. On July 12, 1999, the Articles of Incorporation were amended to authorize 5,000,000 preferred shares and to increase the number of authorized common shares to 25,000,000, each with a par value of $ .01 per share. On December 1, 1999, the Articles of Incorporation were amended again to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $ .001 per share. 3,000,000 common shares were issued and outstanding as of February 28, 2003.










                                    Page F-9