Form 10QSB
period 2003-05-31
LIEGE HOLDINGS INC
filed 2003-07-25
CIK 1105657

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended May 31, 2003

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

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet
         May 31, 2003                                         3

         Statement of Income
         Three months ended May 31, 2003                      4

         Statement of Cash Flows
         Three months ended May 31, 2003                      5

         Notes to Financial Statements                        6

Item 2.  Plan of Operation                                    7

F.X. DUFFY & CO.
CERTIFIED PUBLIC ACOUNTANT
4265 KELLY DRIVE
PHILADELPHIA, PA  19129-1722
215-438-8400 - Fax 215-438-9630





                               ACCOUNTANT'S REPORT


Board of Directors
Liege Holding, Inc.
38 Hartman Hills Road
Huntingdon, NY 11743

We have compiled the accompanying balance sheets of Liege Holding, Inc. (a corporation) as of May 31 2003, and the related statements of income, and retained earnings for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

                                                          /s/ F. X. Duffy & Co.
                                                       ---------------------
                                                             F. X. Duffy & Co.
June 5, 2003

                               LIEGE HOLDING, INC.

                                  BALANCE SHEET

                             AS OF MAY 31, 2003


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

                               LIEGE HOLDING, INC.

                                  BALANCE SHEET

                             AS OF MAY 31, 2003

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

                   FOR THE THREE MONTHS ENDED MAY 31, 2003

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

                   FOR THE THREE MONTHS ENDED MAY 31, 2003


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

                   FOR THE THREE MONTHS ENDED MAY 31, 2003



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

  2.  capital stock

         The Company had originally authorized 1,000,000 common shares with a par value of $ .01 per share. On July 12, 1999, the Articles of Incorporation were amended to authorize 5,000,000 preferred shares and to increase the number of authorized common shares to 25,000,000, each with a par value of $ .01 per share. On December 1, 1999, the Articles of Incorporation were amended again to increase the number of authorized common shares to 50,000,000, to eliminate the preferred shares and to decrease the par value of the common shares to $ .001 per share. A total of 3,000,000 common shares were issued and outstanding as of May 31, 2003.

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